Form 10-K
period 2005-12-31
Morgan Stanley ABS Capital I Inc. IXIS MOR CAP TR 2005-HE3
filed 2006-03-31
CIK 1337472

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange  Act of  1934   for  the  fiscal year ended December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-121914-07

                       MORGAN STANLEY ABS CAPITAL I INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3939229
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

1585 Broadway, 2nd Floor,
New York, New York                                               10036
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 761-4000

                IXIS Real Estate Mortgage Capital Trust 2005-HE3
               Mortgage Pass-through Certificates, Series 2005-HE3
            (Title of each class of securities covered by this Form)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established secondary record for the registered market for the certificates known to the Registrant. As of December 31, 2005, the number of holders of record for the registered certificates was 56 based on records provided by the Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification,  filed as Exhibit 33.1 hereto.

         Report of Independent Registered Public Accounting Firm with Management Assertion for year ended December 31, 2005, filed as
         Exhibit 99.1 hereto.

                  JPMorgan Chase Bank, N.A., as Master Servicer
                  Countrywide Home Loans Servicing LP, as Servicer Saxon Mortgage Services Inc., as Servicer

         Annual Servicer's Statement of Compliance for year ended
         December 31, 2005, filed as Exhibit 99.2 hereto.

                  JPMorgan Chase Bank, N.A., as Master Servicer
                  Countrywide Home Loans Servicing LP, as Servicer Saxon Mortgage Services Inc., as Servicer

         2005 Aggregate Distribution Amounts, filed as Exhibit 99.3 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              MORGAN STANLEY ABS CAPITAL I INC., as Depositor

              By: /s/  Gail McDonnell
                      -----------------------------
            Name:  Gail McDonnell
           Title:  President
            Date:  March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     (a)(1) No annual report is provided to the certificateholders.

     (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificatholder with respect to any annual or other meeting of certificateholders

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1 Report of Independent Registered Public Accounting Firm with Management Assertion for year ended December 31, 2005

          JPMorgan Chase Bank, N.A., as Master Servicer
          Countrywide Home Loans Servicing LP, as Servicer
          Saxon Mortgage Services Inc., as Servicer

99.2      Annual Servicer's Statement of Compliance for year ended
          December 31, 2005

          JPMorgan Chase Bank, N.A., as Master Servicer
          Countrywide Home Loans Servicing LP, as Servicer
          Saxon Mortgage Services Inc., as Servicer

99.3      2005 Aggregate Distribution Amounts

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification
                                ---------------

     Re: IXIS Real Estate Capital Trust 2005-HE3 Mortgage Pass-Through Certificates, Series 2005-HE3, issued pursuant to the Pooling and Servicing Agreement, dated as of August 1, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley ABS Capital I Inc., as depositor (the "Depositor"), IXIS Real Estate Capital Inc., as unaffiliated seller, Deutsche Bank National Trust Company, as trustee and custodian (in each such capacity, respectively, the "Trustee" and the "Custodian"), JPMorgan Chase Bank, N.A., as securities administrator and master servicer (in each such capacity, respectively, the "Securities Administrator" and the "Master Servicer"), Countrywide Home Loans Servicing LP, as a servicer ("Countrywide"), Saxon Mortgage Services Inc., as a servicer ("Saxon" and together with Countrywide, the "Servicers").

I, Gail McDonnell, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report of the Depositor relating to the above-referenced trust and series of certificates;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.
                  By:    /s/  Gail McDonnell
                        -----------------------
                 Name:  Gail McDonnell
                Title:  President
                        Morgan Stanley ABS Capital I Inc.

                Date:   March 30, 2006

                                  EXHIBIT 99.1
            Report of Independent Registered Public Accounting Firm
                            with Management Assertion
                                 --------------

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors of
JPMorgan Chase Bank, N.A.:

We have examined management's assertion about JPMorgan Chase Bank, N.A.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are
not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 of the
USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 29, 2006

                                                                      EXHIBIT I

             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards

March 29, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, N.A. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of these USAP reports for the year ended December 31, 2005 are available as of March 29, 2006. As of March 29, 2006, the Company has obtained USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 29, 2006, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000, respectively.


/s/ William Jenkins
-------------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.


/s/ Kelly A. Mathieson
-------------------------
Kelly A. Mathieson
Managing Director
JPMorgan Chase Bank, N.A.



                                                                     Exhibit II

                           JPMorgan Chase Bank, N.A.
                      Subservicers' USAP Report Exceptions


It is the policy of JPMorgan Chase Bank, N.A. (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2005. As of March 29, 2006, the Company has obtained and reviewed USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. The Company noted instances of noncompliance included in the USAP reports received as of March 29, 2006, which are summarized below.

        Servicer                               Exception
       ----------                             -----------

Ocwen Loan Servicing, LLC        The Company did not comply with the requirement
                                 to  prepare  custodial  bank  account
                                 reconciliations and to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

                                 Certain ARM loans serviced by the Company were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to the Company receiving the related mortgage documents from the prior servicer. When the Company received the mortgage documents and these errors were identified, the Company did not adjust the principal and interest payment amount. The Company has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the effect on the customer's account and make the appropriate adjustment.

North Fork Bancorporation, Inc.  The Company did not comply with the requirement to  prepare custodial bank account
                                 reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

PHH Mortgage Corporation         The Company completed all custodial bank
                                 account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards.
                                 As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 days after the cutoff date.

                                 During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

                         Annual Statement of Compliance

Re: IXIS Real Estate Capital Trust 2005-HE3 Mortgage Pass-Through Certificates, Series 2005-HE3

(i) a review of the activities of the Master Servicer during the preceding calendar year and of performance under this Agreement has been made, and

(ii) based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such Servicer and the nature and status thereof.

/s/ William Jenkins             March 15, 2006
-------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.

                        KPMG LLP                      Telephone  213 972 4000
                        Suite 2000                    Fax        213 822 1217
                        355 South Grand Avenue        Internet   www.us.kpmg.com
                        Los Angeles, CA  90071


                        Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and
Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2005 is fairly stated, in all material respects.


By:  /s/ KPMG LLP
---------------------------
March 3, 2006

          KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.


                                              COUNTRYWIDE
                                              Home Loans

                                              2900 Madera Road
                                              Simi Valley, California 93065-6298
                                              (805)955-1000

                             Management's Assertion

March 3, 2006

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage banker's (fidelity) bond in the amount of $200 million and an errors ad omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Balley
------------------------------
Steve Balley
Senior Managing Director and
Chief Executive Officer, Loan Administration

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Saxon Capital, Inc.

We have examined management's assertion that Saxon Mortgage Services, Inc. (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion dated February 28, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
--------------------------

February 28, 2006





Management's Assertion

As of and for the year ended December 31, 2005, Saxon Mortgage Services, Inc. (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the form of a Form 15 Financial Institutions Bond with an aggregate coverage amount of $32 million, and an errors and omissions policy in the form of a Mortgagee Protection Policy with mortgagee interest coverage of $20 million and mortgagee liability coverage of $10 million.


/s/ Michael L. Sawyer
----------------------------------------------------
(Michael L. Sawyer, Chief Executive Officer)


/s/ David Dill
----------------------------------------------------
(David Dill, President, Saxon Mortgage Services, Inc.)

February 28, 2006




APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  Be mathematically accurate

      .  Be prepared within forty-five (45) calendar days after the cutoff date

      . Be reviewed and approved by someone other than the person who prepared the reconciliation

      . Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                  EXHIBIT 99.2
                   Annual Servicer's Statement of Compliance
                                --------------


                         Annual Statement of Compliance

Re: IXIS Real Estate Capital Trust 2005-HE3 Mortgage Pass-Through Certificates, Series 2005-HE3

(i) a review of the activities of the Master Servicer during the preceding calendar year and of performance under this Agreement has been made, and

(ii) based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such Servicer and the nature and status thereof.

/s/ William Jenkins             March 15, 2006
-------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.

                                        COUNTRYWIDE
                                        Home Loans
                                        400 Countrywide Way
March 10, 2006                          Simi Valley, California 93065-6298



                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation and that I am authorized to provide this certification on behalf of Countrywide Home Loans Servicing L.P. I further certify, with respect to the Pooling and Servicing Agreements for Countrywide Home Loan Servicing, LP. ("Servicer"), the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2005 under the Pooling and Servicing Agreements referred to on Exhibit A, attached hereto and made a part hereto and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


By: /s/ Joseph M. Candelario                    March 10, 2006
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration


EXHIBIT A

MSAC 2005-HE1
MSAC 2005-HE2
MSAC 2005-HE3
MSAC 2005-HE4
MSAC 2005-HE5
MSAC 2005-HE6
MSAC 2005-HE7
HSHEL 2005-2
MSAC 2005-WMC1
MSAC 2005-WMC2
MSAC 2005-WMC3
MSAC 2005-WMC4
MSAC 2005-WMC5
MSAC 2005-2MC6
MSAC 2005-NC2
IXIS 2005-HE1
IXIS 2005-HE2
IXIS 2005-HE3
                                      -14-

Saxon Mortgage Services, Inc.


RE: Officer's Certificate 2005 Annual Reporting
    IXIS Real Estate Capital Trust 2005-HE3


The undersigned Officer certifies the following for the preceding 2005 calendar year:

(A) I have reviewed the activities and performance of the Servicer during the preceding calendar year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure, the nature and status thereof has been reported as reflected on this attached Exhibit "A".

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ David Dill
--------------------------
Officer: David Dill
Title: President
Date:  3/24/06


Saxon Mortgage Services, Inc.

                             2005 Annual Reporting

                                   Exhibit A

No Defaults Reported

                                  EXHIBIT 99.3
                      2005 Aggregate Distribution Amounts
                                 --------------

----------------------------------------------------------------------------------------------------------
                                                                                               Balance
 CUSIP        2005 Principal Paid      2005 Interest Paid       Original Balance          (as of 12/31/05)
----------------------------------------------------------------------------------------------------------

 45071KBU7        42,193,375.52          3,100,435.04             245,500,000.00            203,306,624.48
 45071KBV5                 0.00          1,148,133.84              83,000,000.00             83,000,000.00
 45071KBW3                 0.00            910,628.04              63,847,000.00             63,847,000.00
 45071KBX1                 0.01            432,279.44              29,555,000.00             29,554,999.99
 45071KBY9                 0.00            388,237.61              26,484,000.00             26,484,000.00
 45071KBZ6                 0.00            226,079.65              15,353,000.00             15,353,000.00
 45071KCA0                 0.00            219,591.66              14,585,000.00             14,585,000.00
 45071KCB8                 0.00            198,206.21              13,050,000.00             13,050,000.00
 45071KCC6                 0.00            188,992.98              12,283,000.00             12,283,000.00
 45071KCD4                 0.00            182,055.90              10,747,000.00             10,747,000.00
 45071KCE2                 0.00            174,011.21               9,980,000.00              9,980,000.00
 45071KCF9                 0.00            109,323.15               5,757,000.00              5,757,000.00
 45071KCG7                 0.00            188,923.67               7,677,000.00              7,677,000.00
 45071KCH5        23,171,280.85          2,803,149.71             212,182,000.00            189,010,719.15
 Class P                   0.00          1,213,660.80                     100.00                    100.00
 Class R                   0.00                  0.00                       0.00                      0.00
 Class X                   0.00          4,872,056.83              17,655,990.00             17,655,990.00

 Totals:          65,364,656.38         16,355,765.74             767,656,090.00            702,291,433.62
----------------------------------------------------------------------------------------------------------

